Form 10-K
period 1995-04-30
JETBORNE INTERNATIONAL INC
filed 1997-10-15
CIK 811786

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended April 30, 1995

                                  0-16039
                          (Commission File Number)

                        JETBORNE INTERNATIONAL, INC.
          (Exact name of Registrant as specified in its charter)
      Delaware                                          59-2768257
(State or other jurisdiction of                (IRS Employer
incorporation or organization)                 Identification No.)

                        4010 Northwest 36th Avenue
                           Miami, Florida  33142
                 (Address of Principal Executive Offices)

                             (305) 635-6060
                    (Registrant's Telephone Number)

                                 None
            (Former Name, Former Address and former Fiscal Year,
                       if changed since last report)

        Securities registered pursuant to Section 12(b) of the Act
    None                                                         None
(Title of Each Class)                                  (Name of Each Exchange
                                                        on which Registered)

       Securities registered pursuant to Section 12(g) of the Act
Common Stock,                                                 None
par value $.01 per share                               (Name of Each Exchange
(Title of Each Class)                                    on which Registered)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.        YES        NO  X

Registrant has not been able to file its Annual Report for the year ended April 30, 1995 despite a filing due date of July 28, 1995 and a prior expired extension on Form 12(b)(25) until the date of this filing. All other periodic reports due during the period of Annual Report delinquency have also not been filed.

The Registrant is unable to determine any aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 1, 1997. The Company emerged from Chapter 11 bankruptcy on September 17, 1993. There has been no market for the Registrant's voting stock since approximately the Fourth Quarter of 1991. See Item 5. herein.

The number of shares of Common Stock, $.01 par value, of the Registrant issued as of September 1, 1997, was 11,822,280 shares.

                                    PART I

ITEM 1.  BUSINESS

Introduction

     Jetborne International, Inc. (the "Company") was incorporated in the State of Delaware on January 30, 1987. The Company was organized for the purpose of capital formation through an initial public offering to develop and expand the business of Jetborne, Inc., a Florida corporation incorporated on or about April 24, 1980 and generally engaged in the sale of aircraft parts and aircraft components. On February 2, 1987, shortly after the Company's inception, the stockholders of Jetborne, Inc. transferred all of its issued and outstanding common stock to the Registrant, Jetborne International, Inc., in exchange for 3,123,000 shares of the Company's Common Stock. In addition, Jetborne, Inc. transferred all of its ownership interest in its subsidiary companies to the Company. The Company owned no other assets at its inception and intended to operate the business of Jetborne, Inc. and its subsidiaries with net proceeds to be raised from an initial public offering of its own securities.

     On May 20, 1987, the Company sold 1,150,000 shares of its Common Stock through a public offering for net proceeds to the Company of approximately $3,328,000. Prior to the public offering, the Company issued 3,150,000 shares of Common Stock to five stockholders, including the Company's management and directors, in exchange for stock in its subsidiaries and nominal cash.

     On December 10, 1991, the Company was placed in an involuntary, Chapter 11 Federal Bankruptcy proceeding, and on December 16, 1991, Jetborne, Inc., the Company's only significant remaining subsidiary at the time, filed a voluntary petition in the same Bankruptcy Court. After the Company converted the original proceeding from involuntary to a voluntary bankruptcy, the bankruptcy cases were consolidated. The Company emerged from bankruptcy protection on September 17, 1993 by entry of the Bankruptcy Court's order confirming its third amended plan of reorganization.

     The Company continues to be engaged in the sale of aircraft parts from inventory and through brokerage and consignment arrangements. On occasion, the Company also engages in purchase and sale transactions as an agent for the purchaser or the seller. From late 1991 until September 17, 1993, the Company operated as Debtor-In-Possession under Chapter 11 Bankruptcy protection, Case No. 91-16169-BKC-AJC, U.S. Bankruptcy Court Southern District of Florida. See
Item 3., "Legal Proceedings" and Item 8., "Financial Statements".

Background

     The Company was originally formed as a holding company for the purpose of consolidating operating subsidiaries and undertaking and completing a public offering of its securities to finance the subsequent commercial activities of its subsidiaries. The Company was frequently unable to timely file its periodic reports under the Securities and Exchange Act of 1934 and has never complied with the Proxy and Annual Report requirements of Rule 14 promulgated under The Securities Act of 1933. As a result, the Company's Common Stock was delisted from the NASDAQ Market Automated Quotation System on October 4, 1991 and can now only be traded, if traded, Over-The-Counter, Bulletin Board. To the Company's knowledge and belief, at September 1, 1997, there are no securities dealers making a market in its Common Stock.

     The Company continues to be engaged in purchasing aircraft parts for resale and acts as an intermediary for parts not contained in its inventory. In general the Company maintains a declining inventory of parts for various commercial jet aircraft. Much of the Company's revenues are derived from the Company's sale or "brokerage" of aircraft parts - transactions in which the Company seeks and purchases parts for cash in response to specific orders from credit customers. The Company deals in an array of airframe and accessory parts, including hydraulic, pneumatic, electronic and electrical systems, navigation and communication avionics, instrumentation and engines. It's inventory includes parts purchased and then overhauled by contract repair stations for resale. Most of the Company's inventory has been acquired in bulk from large fleet operators.

     Aircraft parts received are inspected, repaired or overhauled, as necessary, and recertified to Federal Aviation Administration standards. Throughout the receipt-to-resale process the parts and their current status are recorded and catalogued in the Company's computerized inventory control system. Resale prices are determined considering the original manufacturer's list price, the parts' aftermarket value, the customer's required delivery date, the level of availability of the particular part in the aftermarket and the specific relationship that the purchasing customer has with the Company.

     The Company participates in the Airline Inventory Redistribution System ("AIRS") which provides a comprehensive computerized listing of aircraft parts and material available for sale in the marketplace. Numbered among AIRS subscribers are most major commercial airlines and many parts vendors and suppliers. The System is accessible through the Aeronautical Radio, Inc. or Societ&eacute; International De Telecommunications Aeronautique networks for domestic and foreign transactions respectively. The Company also subscribes to the Inventory Locator Services, Inc. ("ILS") a computerized aircraft parts availability system. In the Company's view, AIRS is primarily used by aircraft operators to purchase parts and ILS is primarily used by aircraft part vendors and suppliers.

     The Company also occasionally undertakes an exchange transaction in which it acquires one or more items specifically for the purpose of exchanging specific parts with an airline or other aircraft operator. In these transactions, the Company supplies a replacement part for its customer's unusable part which, in turn, is received and repaired at the customer's cost by an appropriate repair station. The repaired part is then included in general inventory with the overall transaction being supported by an exchange fee paid to the Company by the exchanging customer.

Competition

     The Company's aircraft parts business competes with other independent companies, one or more unaffiliated companies operated by former officers and directors of the Company, as well as directly with air fleet operators and parts manufacturers. Customers for aircraft parts have complete access through computer-generated inventory catalogues to a broad array of competing suppliers, many of which have far greater financial resources; larger and more varied inventories and far more elaborate source networks than the Company. The Company's effectiveness in this highly competitive market depends upon its ability to identify, locate and purchase parts and equipment at favorable prices; to assure that the parts and equipment meet stringent industry quality standards; to deliver promptly and to price competitively.

     In spite of significant persistent difficulties, the Company continues to believe that it can compete against larger companies offering similar services by emphasizing and focusing on a capacity to rapidly deliver reliable parts and services at favorable prices. See Item 7., Management's Discussion and Analysis of Financial Condition and Results of Operations. Many of the Company's competitors however have far greater financial and personnel resources and have been operating over a longer period of time without the Company's prior Bankruptcy protection and therefore have competitive advantage over the Company.

Government Regulation

     Most of the Company's aviation activities and materials are subject to licensing, certification, and other requirements imposed by the FAA, the U.S. Department of Commerce and regulatory agencies in foreign countries. Inspection, maintenance and repair procedures for the various types of equipment are prescribed by the FAA and can be performed only by certified repair facilities ("station"), certified repairmen or, under certain conditions, manufacturers. Normally this is accomplished in the context of quarterly and annual inspections. The Company is not a FAA station but rather uses various FAA stations as needed. The Company believes that it has all otherwise required aviation related licenses and certifications necessary to the conduct of its current business. The unanticipated loss of any such license or certification would have had a material adverse effect on the Company's business.

     The operations of the Company are also subject to regulation, other than aviation regulation, normally incident generally to business operations, including occupational safety and health and environmental disposal regulations. Previous subsidiaries of the Company were allegedly in violation of the Metro Dade County Environmental Protection Ordinance and the Florida Administrative Code with regard to these areas. The Company has certain potential liabilities for these alleged violations. Any environmental proceedings regarding the operation of those previous subsidiary companies may have an adverse liability effect upon the Company, directly and through prior agreements as previously reported. The Company was a number of years ago notified by the Dade County Department of Environmental Resource Management ("DERM") of an alleged environmental violation. The Company long ago submitted a correction plan and remains committed to cleanup at an estimated remaining cost of approximately $40,000 if its plan is ultimately accepted by DERM. The Company continues to await, now years later, acceptance of its plan.

Employees

     The Company currently (September 1, 1997) employs approximately five (5) full-time employees. The Company's only officer devotes approximately ten (10%) percent of his time to the Company's affairs.


ITEM 2.     PROPERTIES

     The Company's principal offices are located at 4010 N.W. 36th Avenue, Miami, Florida 33142. The Company has been leasing offices and facilities from its former subsidiary, Aircraft Modular Products, Inc. ("AMP"). The Company occupies its premises pursuant to a triple net lease at an annual aggregate rental of $72,000. In addition to monthly rental, the lessee is responsible for its pro-rata share of taxes, insurance and utilities, all services provided to the premises and repairs to the interior of the buildings (including but not limited to all windows, doors, electrical, heating, plumbing and air conditioning systems). In the Company's view, the terms of its leasehold were very competitive with comparable facilities in the local area. The Company's telephone number at that location is (305) 635-6060. The Company leases approximately 18,000 square feet, consisting of 6,000 square feet of offices and 12,000 square feet of warehousing. The lease expires on September 30, 1997. The Company is currently seeking relocation space in the same general area.

ITEM 3.     LEGAL PROCEEDINGS

     The Company was a party to the following material legal proceedings in this reporting period (year ended April 30, 1995):


1. United States of America vs. Jetborne International, Inc., Case No. 91-199-CR-MARENO, United States District Court for the Southern District of Florida.

     This was a previously reported criminal action in which a judgment reflecting a concluded settlement agreement was entered against Jetborne, Inc. on December 3, 1992.

     During the third week of March, 1994, however the Company was informed by the Export Controls Division of the U.S. Department of State that it is debarred (prohibited) from certain export activities by applicable federal statute as a result of its entry into the settlement agreement. The Company intends to seek reinstatement as an Export Control licensee at some undetermined point in the future. Preparation and subsequent consideration of any such petition and application once prepared and filed will require a further significant period of time before determination of reinstatement is made.

2.     Department of Environmental Resources Management ("DERM")

     The Company was notified of environmental violations on the Company's premises by Dade County Department of Environmental Resources Management ("DERM"). The Company has certain potential liabilities for these alleged violation areas. Any environmental proceedings regarding the operation of the Company's previous subsidiaries will have an adverse liability effect upon the Company directly and through prior agreement in the case.

     The alleged violations stem from the discharge of waste waters containing metals, hydrocarbons, oil and grease to the ground and groundwaters in the vicinity of the Company's facilities by prior tenants, including AMP's predecessor. The Dade County Department of Environmental Resources Management ("DERM") ordered a hook-up into the city sewer system, abandonment of an underground storage tank and removal of allegedly contaminated soil and sludge. Although the owner of the property (then, Allen Blattner, the Company's former president and principal shareholder, later, Finstock Investments, Ltd., the Company's principal stockholder, and now, following mortgage foreclosure, and subsequent acquisition, AMP) is theoretically responsible for the environmental cleanup of pre-existing conditions, the Company nevertheless hired and partially paid for environmental firms to assist it in remedying the alleged violations. Remedial plans were developed and approved by DERM and the sewer hook-up was completed. A certificate of completion of construction was submitted. A remedial plan for clean-up of violations, estimated at a remaining cost of approximately $40,000, was also submitted to DERM for approval which is, now years later, still pending. See
Item 13., "Certain Relationships and Related Transactions". See Item 1., "Business - Government Regulation".

3.   Jetborne International, Inc. vs. Allen Blattner, et al

     The Company holds a Final Judgment against its former officer and director, Allen Blattner in the original principal amount of $4,512,600. The Company also holds a Final Judgment against its former officer and director Michael Levkovitz in the original principal amount of $514,212. As in the case of Allen Blattner, the company considers Michael Levkovitz to be uncollectable.

4. Jetborne International, Inc. vs. Deutsche Lufthansa Aktiengesellschaft, Case No. 91-16169-BKC-AJC.

     During April, 1992, Lufthansa canceled a consignment agreement due to the Company's bankruptcy filing the previous December. The Company contested the termination and in September, 1993, the consignment agreement was renewed by an Addendum to the original agreement. As a condition of the Addendum, Jetborne agreed to a payment plan regarding the pre-petition debt, paid $20,000 to reduce that debt and placed $10,000 on deposit. In addition, in September, 1993 the Company brought Lufthansa post-petition debt current through May, 1993. The Company then became concerned about non-performance on the part of Lufthansa and withheld further payment pending receipt of additional consignment inventory as set out in the amended agreement. Lufthansa once again notified the Company in November, 1993 that the agreement was to be terminated, this time for non-payment. As a direct consequence of that termination Jetborne filed suit against Lufthansa in the Bankruptcy Court on three counts: (1) Breach of the Consignment Agreement; (2) Willful violation of the automatic stay; and (3) Breach of the Addendum to the Consignment Agreement. On January 9, 1996, the Company entered into an agreement with Lufthansa in settlement of the on-going litigation. Under the settlement agreement, the consignment agreement and its modifications were terminated. The Company agreed to pay a total of $120,000 to Lufthansa by January 20, 1997 pursuant to an agreed schedule in exchange for assignment by Lufthansa to the Company of a bankruptcy court claim against Jetborne, Inc. in the amount of $80,180.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None. The Company has never distributed an annual report to shareholders or filed or distributed proxy statement materials in connection with an Annual Meeting. Since completion of its initial public offering, the Company has never held an Annual Meeting (through September 1, 1997).

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

     (a)(1)(i) Market Information. The Company's Common Stock was first offered to the public on May 20, 1987, at a price of $3.75 per share. Trading in the Common Stock began on the National Market Quotation System (NASDAQ) shortly thereafter.

     On October 4, 1991, due to the Company's extended record of delinquency with regard to periodic filings required under the Securities & Exchange Act of 1934 and its continuing failure to comply with the proxy and shareholder disclosure requirements of Rule 14 promulgated under the Securities Act of 1933, the Company's Common Stock was delisted from quotation on the NASDAQ system. Since delisting, there has been (and now is) no established public trading market for the Company's Common Stock. To the Registrant's knowledge and belief, there are no broker/dealers making a market in its securities at present (September 1, 1997).

     (a)(1)(iii) The following table sets forth the range of bid and asked prices for the Common Stock on the Over-The-Counter Market for the periods indicated, as reported by the National Quotation Bureau, Inc. The figures shown represent inter-dealer quotations without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


                                COMMON STOCK

Period                              Bid Price        Asked Price
                                 High     Low      High      Low
First Quarter, 1991              $0.75    $0.31    $0.88     $0.44
Second Quarter, 1991             $0.75    $0.38    $0.81     $0.38
Third Quarter, 1991              $0.44    $0.13    $0.56     $0.13
Fourth Quarter, 1991             $0.19    $0.19    $0.28     $0.28
First Quarter, 1992                 No Market         No Market
Second Quarter, 1992                No Market         No Market
Third Quarter, 1992                 No Market         No Market
Fourth Quarter, 1992                No Market         No Market
First Quarter, 1993                 No Market         No Market
Second Quarter, 1993                No Market         No Market
Third Quarter, 1993                 No Market         No Market
Fourth Quarter, 1993                No Market         No Market
First Quarter, 1994                 No Market         No Market
Second Quarter, 1994                No Market         No Market
Third Quarter, 1994                 No Market         No market
Fourth Quarter, 1994                No Market         No market
First Quarter, 1995                 No Market         No Market

Continued..
                             COMMON STOCK

Period                              Bid Price        Asked Price
                                 High     Low      High       Low
Second Quarter, 1995                No Market         No Market
Third Quarter, 1995                 No Market         No market
Fourth Quarter, 1995                No Market         No market
First Quarter, 1996                 No Market         No market
Second Quarter, 1996                No Market         No Market
Third Quarter, 1996                 No Market         No market
Fourth Quarter, 1996                No Market         No market
First Quarter, 1997                 No Market         No market
Second Quarter, 1997                No Market         No Market
July 1, 1997 through                No Market         No Market
 September 1, 1997



     (b) Holders. As of September 1, 1997, the approximate number of record holders of Common Stock of the Registrant was 250. This number does not include individual stockholders whose shares are held in brokerage name. See Item 8., "Financial Statements".

     (c) Dividends. Registrant has paid no dividends since inception and does not now anticipate payment of dividends at any time in the future. See
Item 7., Management's Discussion and Analysis of Financial Condition and Results of Operations.



ITEM 6.     SELECTED FINANCIAL DATA

     Set forth below is the historical selected financial data with respect to the Company for the years ended April 30, 1991 through 1995, adjusted for the Company's sale of its subsidiary Aircraft Modular Products, Inc. in December, 1990 and of the assets of its former subsidiary, Ablam, Inc., in November, 1990, the shutdown of its former subsidiary, Jetborne, U.K., Ltd. during January, 1992 and the discontinued operations of its former subsidiary, Advanced Aero Hydraulics, Inc. during July, 1992:

<CAPATION>
Summary Income Statement:

                    As of        As of        As of        As of        As of
                  04/30/95     04/30/94     04/30/93     04/30/92      04/30/91
                                    (3)
Net Sales         $1,125,279   $1,755,763   $  798,008   $1,109,431    $1,682,481
Net Income(Loss) ($  701,034)  $  530,691  ($  164,154) ($  953,799)   $1,235,750
Operating(Loss)  ($  812,652) ($  192,703) ($  583,550) ($1,167,573)  ($1,635,003) (1)
Profit(Loss) per
  Common Share
  from continuing
  operations     ($    0.06)   $    0.01   ($   0.02)   ($   0.08)   ($   0.85)
Net Income(Loss)
 per Common Sh.  ($    0.06)   $    0.05   ($   0.03)   ($   0.15)    $   0.22




Summary Balance Sheet Information

                     As of       As of       As of       As of       As of
                    04/30/95    04/30/94    04/30/93    04/30/92    04/30/91
                                   (3)
Total Assets        $3,749,342  $4,408,316  $7,326,009  $7,813,277  $8,628,296
Inventories (Net)   $3,248,136  $3,656,051  $3,667,464  $3,802,540  $4,120,822
Stockholders' loans
  receivable
  (payable)         $    3,000  $   -0-     $   -0-     $   -0-     $   -0-
                                                                       (2)
Notes payable -
  current           $   15,828  $   22,619  $  318,504  $  330,026  $  337,412
Long-Term Liab.     $  138,619  $  148,356  $  232,113  $  297,612  $  374,005
Minority Interest
 in Subsidiary      $   -0-     $    -0-    $  559,000  $  559,000  $  559,000
Stockholders'
  Equity            $3,347,763  $4,048,797  $3,316,907  $3,481,061  $4,434,860



(1) The Registrant sustained losses from continuing operations for the year ended April 30, 1991. Net Income realized results primarily from sale of the Company's subsidiary, Aircraft Modular Products, Inc. ("AMP") in December, 1990.

(2) Effective April 30, 1991, in keeping with its auditor's recommendation, the Company wrote-off as uncollectable a total of $3,511,470 of loans and notes receivable from shareholders who were former officers including Allen Blattner, David Blattner and Michael Levkovitz. Nevertheless, the Company, on June 10, 1994, secured entry of a Final Default Judgment against Allen Blattner for $4,512,600 in the U.S. Bankruptcy Court in Miami, Florida. However, the Company considers the judgment debt to be uncollectible. See

Item 3., "Legal Proceedings" and Item 13., "Certain Relationships and Related Transactions".

(3) The effects of the Registrant's Plan of Reorganization, which was confirmed by the U.S. Bankruptcy Court at hearing on August 24, 1993, were reflected in the fiscal year ended April 30, 1994.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Sales of $1,125,279 for the fiscal year ended April 30, 1995 represented a decrease of $630,484 (36%) over the same period a year earlier. Sales of $1,755,763 for the 12 month period ended April 30, 1994 represented an increase of $975,755 (220%) over the year ended April 30, 1993. For the year ended April 30, 1993, sales were $798,008, a decrease of $311,423 (28%) over the comparable period ended April 30, 1992. For the year ended April 30, 1992, sales were $1,109,431, a decrease of $573,050 (34%) over the comparable period ended April 30, 1991. For the year ended April 30, 1991, sales were $1,682,481, a decrease of $5,031,237 (75%) over the comparable period ended April 30, 1990. Parts sales were $1,125,279 in 1995 as compared to $1,755,763 in 1994, $798,008 in 1993, $1,109,431 in 1992 and $1,682,481 in 1991. Sales
in fiscal 1992, 1991 and, to a lesser extent, in 1993, were adversely affected by cash shortages and increased competition. The increase in sales in 1994 was due primarily to increased brokerage activity. Despite continuing brokerage transactions in 1995, sales were down by some 36% due once again to inventory depletion, cash shortages and more difficult competition.

     Gross margins on sales of the Company were 19.4% in 1995 as compared to 36.3% in 1994, 46% in 1993, 40.7% in 1992 and 48.2% in 1991. Fiscal 1995
margins continued to be reduced due to increased brokerage activity which tend to yield a lower markup than stock sales.

     Selling, general and administrative expenses for the Company were $1,031,091 for the year ended April 30, 1995 as compared to $830,070 for the year ended April 30, 1994, $950,963 for the year ended April 30, 1993, $1,619,039 for the year ended April 30, 1992 and $2,446,064 for the year ended April 30, 1991.

     Net (losses) from continuing operations for the year ended April 30, 1995 were ($701,034) as compared to net profit from continuing operations for the year ended April 30, 1994 of $116,658, and net (losses) of ($67,922), ($486,484) and ($4,739,434), respectively for the three preceding years.

                 The Company's Earnings (Loss) per Share

                              1995       1994      1993      1992    1991
From Continuing Operations  ($   .06)  $  .05(a) ($ .01)   ($ .07)  ($ .84)
From Discontinued Operations $   .00   $  .00    ($ .01)   ($ .07)   $1.07
From Minority Interest       $   .00   $  .00    ($ .01)   ($ .01)  ($ .01)
Net Income (Loss) per
  Share                      $( .06)   $  .05    ($ .03)    $( .15)  $ 0.22


(a) Includes an extraordinary item, a gain recognition on discharge of debt, net of income tax ($.04 per share); See Note 1., "Notes to Financial Statements".


(1)     Liquidity

     The Company's liquidity continues to be critically poor. Sales in fiscal 1995 have decreased and expenses have increased. There is no foreseeable trend or event which will improve the situation at April, 1996. At April 30, 1994, the Company had emerged reorganized from its status as Debtor-In-Possession in Chapter 11 Bankruptcy by order of the U.S. Bankruptcy Court. For the year ended April 30, 1994, the Company realized a net profit in the amount of $530,691, or $0.05 per share, due primarily however only to the gain resulting from discharge of debts under the confirmed bankruptcy reorganization plan.

     After May 1, 1990, significant increases in the shareholder loan account of the Company's former president, Allen Blattner, worsened and intensified the Company's cash flow difficulties. The Company's auditors and management and directorship came to consider these amounts due to the Company to be uncollectable. The Company wrote off more than $3,926,716 at that time in loans to shareholders, all of whom are former officers and directors. Notwithstanding subsequent efforts, which resulted in the entry of a final judgments in the aggregate principal amount of $5,026,812, it continues to be unlikely, since the Company views them as uncollectible, that those debts will ever have a positive effect on the Company's future cash flow. See Item 8., "Notes to Financial Statements"; Item 13., "Certain Relationships and Related Transactions" and Item 3., "Legal Proceedings".

     In October, 1992, the Company's former subsidiary, Jetborne, Inc., entered into a plea bargain agreement with the United States Customs Service to settle charges stemming from violations of the Export Administration Act and the Arms Export Control Act pursuant to an investigation which began in March, 1990. Jetborne, Inc. pleaded guilty to two counts and paid a fine of $25,260 in order to end the criminal matter and to avoid additional extensive litigation costs and the possibility of substantially higher fines and penalties. A judgment reflecting the settlement agreement was entered against Jetborne, Inc. in December, 1992. During March, 1994, however, the Company was initially informed by the Export Controls Division of the U.S. Department of State that it is "debarred" (prohibited) from certain export activities by applicable federal statute as a result of the settlement agreement. The Company still plans to petition for relief from debarment and for reinstatement as a permissible Export Controls licensee at some indeterminate time in the future. Preparation and subsequent consideration of the Company's petition and application when undertaken will require a number of months. The Company has not been engaged in the export of controlled materials so the debarment is believed as having no immediate adverse effect on its business.

     The Plan was confirmed by the Bankruptcy Court at hearing in Miami on August 24, 1993 and by the Court's order of confirmation entered September 17, 1993. On August 28, 1993, Messrs. Dobronsky, Trustee and Alouf entered into a voting trust agreement governing their combined 53.8% ownership interest in the Company. See Item 12., Security Ownership of Certain Beneficial Owners and Management. The Company emerged from bankruptcy as a publicly-held entity consolidated with its former subsidiary, Jetborne, Inc., and is now operating, albeit with difficulty from poor cash flow and liquidity, free of prior restraints.

     The Company was unsuccessful seeking a line of credit in order to have funds available primarily for brokerage transactions in addition to trade credit which has been attained. The Company is also working with other companies on a commission basis to increase brokerage sales so that costs involved will be transaction driven. Financing is also being sought to be able to purchase fresh inventory lots where the inventory will act as the security for the financing. These efforts too were unsuccessful. There was no present assurance whatsoever that any such credit or financing would be available or obtained. At April 30, 1996 there was no assurance that the Company's persistent liquidity problems would be otherwise improved. On August 10, 1997 Messrs. Dobronsky and Alouf completed transfer of a total of 6,400,000 shares of the Company's restricted Common Stock, approximately 54% of the Company's issued and outstanding capital stock to Bodstray Company Limited, a Hong Kong corporation. With transfer of control in this transaction, Bodstray intended to assist with funding the Company's operations as required, in its discretion, with debt financing.

     The Company continued to seek additional parts consignment arrangements. Consignment, in effect, provides the Company with additional inventory without purchases adversely affecting its liquidity, although markups are lower than those generally realized from sales from owned stock.

(2)     Capital Resources

     In December, 1996, the Company acquired an additional $2,700,000 in parts inventory from ADAR, a subsidiary of RADA Electronic Industries, Ltd., an Israeli corporation ("RADA"). RADA extended credit to the Company for the purchase but during the ensuing eight (8) months, the Company was unable to pay for the newly acquired inventory.

     On August 15, 1997, following a period of negotiation and discussion, the Company and RADA agreed to satisfy the unpaid RADA receivable through the issuance of restricted Common Stock to RADA, effectively transferring forty-nine (49%) percent of the ownership interest in the Company to RADA in full and final satisfaction of the $2,700,000 parts inventory receivable.

     On August 10, 1997, the Company's Board of Directors determined to reverse-split the Company's Common Stock on a one share for ten shares basis, effective September 30, 1997. In addition to improving the Company's position with respect to re-establishment of a trading market in its securities, the one-for-ten reverse-split would enable the Company to issue sufficient new shares from its authorized but previously unissued Common Stock to satisfy the acquisition of forty-nine (49%) percent ownership by RADA, as agreed. The Company's majority control shareholder, Bodstray Company, Ltd. consented to the reverse-split at once and while the Company is in the process of seeking the consent of its shareholders, Bodstray's approval insures implementation of the reverse-split, effective September 30, 1997. Following its completion, the Company will issue 1,141,630 (post-reverse-split) shares to RADA Electronic Industries, Ltd. to complete the agreed stock for inventory transaction.

Other Considerations

     In February, 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". Implementation of this statement is required for fiscal years beginning after December 15, 1992. The Company accounts for income taxes in accordance with this statement; there has been no corresponding effect on the Company's financial statements at April 30, 1995, April 30, 1994 or April 30, 1993.


     Inflation has had a minimal impact on the operations and finances of the Company in this reporting period.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Pages F-1 through F-26, attached.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     During the Registrant's two most recent fiscal years and during the subsequent interim period (through September 1, 1997), there have been no disagreements on any matter of accounting principles or practices.


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a)(b)     Identification of Directors and Executive Officers

     The directors, executive officers, former directors and former executive officers of the Company are identified as follows:

Name                    Position with Company                    Age

Eles Dobronsky          Chairman of the Board,                    55
                        Chief Executive Officer

Amos Alouf              Former President/Treasurer/               63
                        Director
                        (Appointed June 15, 1994;
                        Resigned March 10, 1997)

Raymond Harkus          Director                                   47


     Until March 10, 1997, Mr. Alouf was the Company's only officer. Mr. Alouf resigned on March 10, 1997. The Company's former Treasurer/Chief Financial Officer, Stephen G. Martin resigned in June of 1995. Through March 10, 1997, management of the Company's affairs in this reporting period were accomplished primarily through Mr. Alouf's efforts augmented by those of Mr. Dobronsky. Mr. Alouf devoted 100% of his time to the Company's affairs. Mr. Dobronsky devotes approximately 10% of his time to the Company's affairs. The Company considers that its management resources are more than strained with this single officer, minimal attention circumstance. The "thin" management situation (at September, 1997) will be alleviated in the near future with the arrival of RADA Electronic Industries, Ltd. as a principal stockholder. On September 15, 1997, RADA entered into an agreement to acquire an additional twenty-six (26%) percent of the Company's Common Stock from Bodstray Company Limited for 700,000 shares of RADA's ordinary shares. When completed, the

RADA purchase from Bodstray will bring RADA's ownership interest in the Company to seventy-five (75%) percent. RADA Electronic Industries, Ltd. Is a publicly-held Israeli corporation listed on the NASDAQ Small Cap Market.

     Directors of the Company are to be elected at the Company's annual meeting of stockholders to serve three year terms or until their successors are elected and qualified. Since completion of its initial public offering, all of the Company's directors have however, been appointed to vacancies by the then existing Board. The Company has not held an annual stockholders meeting since completion of its initial public offering. The Company plans to solicit proxies for, and hold an Annual Meeting as soon as practicable. In theory, the Company has a staggered board of directors - when the term of each director expires, successors are to be elected to respective three-year terms. Officers are appointed by the Board of Directors and serve at its discretion and pleasure.

     (e) Business Experience. The following information is supplied with regard to the Company's directors, executive officers, former directors and former officers.

     Eles Dobronsky was appointed Chairman of the Company's Board of Directors on May 6, 1991 and President, Secretary/Treasurer of the Company on March 10, 1997. Mr. Dobronsky is an affiliate of the Company's previous controlling shareholder, Finstock Investments, Inc. Mr. Dobronsky is, in addition, an Israeli lawyer who has been a practicing attorney in the city of Tel Aviv in his own firm for more than five years. Mr. Dobronsky holds the L.L.B. degree from Hebrew University in Jerusalem.

     Amos Alouf was employed by Jetborne International, Inc. from a point prior to 1987 through February, 1991 in a non-officer, non-director position. On May 10, 1991, Mr. Alouf was re-employed by Jetborne International, Inc. as its Acting President. The position was later converted to President and director and is the position that Mr. Alouf occupied until his resignation on March 10, 1997. From March, 1991 through May 10, 1991, Mr. Alouf was employed by Jets & Aerospace, Inc. a Miami corporation engaged in essentially the same business as Jetborne International, Inc. On Mr. Alouf's information and belief, 25% of Jets & Aerospace was owned by Allen Blattner, the former President and director of Jetborne International, Inc. with the majority control of Jets & Aerospace, Inc. being held, again on Mr. Alouf's information and belief, by a non-affiliate of Jetborne International, Inc. Mr. Alouf made loans to Jets & Aerospace, Inc. in the aggregate principal amount of approximately $34,000 and relates that he was to be a 25% owner of that corporation but that he never received any stock or other evidence of such ownership and does not now consider himself as ever having been an owner of stock in Jets & Aerospace, Inc. The aggregate loan to Jets & Aerospace, Inc. is a demand loan which was outstanding and unpaid at March 10, 1997. Mr.

Alouf is not engaged, directly or indirectly, in the operations, if any, of Jets & Aerospace, Inc. Mr. Alouf was employed by the Company pursuant to an employment agreement as its sole officer. See Item 11., "Executive Compensation", Note 2.

Mr. Alouf attended the Hebrew University in Tel Aviv where he took courses in its economics and foreign affairs programs.

     Raymond Harkus was appointed a director of the Company in May of 1991 in connection with the assumption of management of the Company by its then controlling shareholder, Finstock Investments, Ltd. Mr. Harkus is also a fund raising and investment consultant who owns and operates his own fund raising and investment consulting Company in the United Kingdom.


ITEM 11.     EXECUTIVE COMPENSATION

Compensation

     Until his resignation on March 10, 1997, Mr. Amos Alouf devoted 100% of his time to the Company's affairs. The Company's Chairman, and sole officer since Mr. Alouf's departure, Mr. Eles Dobronsky, devotes only approximately 10% of his time to the Company's affairs. As reflected in the following Cash Compensation Table, the total compensation received by Executive Officers during the year ended April 30, 1995 was $196,231.

                                                   SUMMARY COMPENSATION TABLE
                     Annual Compensation                 Long-Term Compensation
                                                                           Awards      Payouts
                                                         Other           Restricted                       All
Name and                                                 Annual          Stock        Options/ LTIP       Other
Principal Position   Year   Salary           Bonus       Compensation    Awards       SARS     Payouts    Compensation
Eles Dobronsky (4)   1992   $   -0-          --              --             --         --        --          --
Chairman of the      1993   $   -0-          --              --             --         --        --          --
Board                1994   $   -0-          --           $22,400(4)        --         --        --          --
                     1995   $   -0-          --           $46,500(4)        --         --        --          --

Amos Alouf(1)(2)     1992   $ 88,563         --               --            --         --        --          --
President/           1993   $ 93,871         --               --            --         --        --          --
Secretary            1994   $ 93,770         --               --            --         --        --          --
                     1995   $122,308

Stephen G. Martin    1992   $ 63,544        --                 --           --         --        --          --
Treasurer (3)        1993   $ 66,351        --  --             --           --         --        --
                     1994   $ 66,567        --                 --           --         --        --          --
                     1995   $ 73,923

All Executive        1992   $152,107        --                 --           --         --        --          --
Officers as a        1993   $160,222        --                 --           --         --        --          --
Group (Two           1994   $160,337        --            $22,400(4)        --         --        --          --
Persons)             1995   $196,231        --            $46,500(4)        --         --        --          --


(1) Does not include the automobile allowance or other personal benefits received. Mr. Alouf was reimbursed by the Company for costs incurred in his personal lease of an automobile in the aggregate amount of $10,004 in 1994 and $11,426 in 1995.

(2) Mr. Alouf was appointed President and Director by order of the Bankruptcy Court on June 15, 1994. He was appointed acting President and Secretary of the Company on May 10, 1991. He was previously employed by the Company in a non-officer capacity and was terminated in February, 1991 prior to the change of control of the Registrant which occurred in June of the same year. Mr. Alouf has been closely associated with Allen Blattner, the Company's former president, chairman and principal stockholder and against whom the Company now holds a Final Judgment in excess of $5,000,000. See
Item 13. "Certain Relationships and Related Transactions" and Item 3., "Legal Proceedings". From March, 1991 through May 10, 1991, Mr. Alouf was employed by Jets & Aerospace, Inc. a Miami corporation engaged in essentially the same business as Jetborne International, Inc. On Mr. Alouf's information and belief, 25% of Jets & Aerospace was owned by Allen Blattner, the former President and director of Jetborne International, Inc. with the majority control of that corporation being held, again on Mr. Alouf's information and belief, by a non-affiliate of Jetborne International, Inc. Mr. Alouf made loans to Jets & Aerospace, Inc. in the aggregate principal amount of approximately $34,000 and relates that he was to be a 25% owner of that corporation; but that he never received any stock or other evidence of such ownership and does not now consider himself as ever having been an owner of stock in Jets & Aerospace, Inc. The aggregate Alouf loan to Jets & Aerospace, Inc. is a demand loan which remained outstanding and unpaid at March 10, 1997, the date of Mr. Alouf's resignation as President and director of the Company.

    The employment contract between the Company and Mr. Alouf, ordered by the Bankruptcy Court on June 15, 1994 for five years at $120,000 per annum plus benefits, was voluntarily transmitted on March 10, 1997 by Mr. Alouf.

(3) Mr. Martin was appointed Treasurer of the Company in April, 1992. He was previously employed by the Company as its Comptroller, a non-officer capacity. Mr. Martin left the Company's employ in June, 1995 as the Company's Chief Financial Officer. Mr. Martin's employment was governed by a contract which provided for annual salary review and one months prior notice in the event of termination of the contract by either party. Mr. Martin gave the requisite notice prior to his departure.

(4) Mr. Eles Dobronsky, the Company's Chairman since May, 1991, was approved by the Board of Directors on January 17, 1994 to be remunerated for services at the rate of $3,000 per month, effective September 17, 1993. On June 15, 1994, his remuneration was increased to $48,000 per annum by order of the Bankruptcy Court.

Stock Option Plans

     Since inception, the Company had adopted several stock option plans for the benefit of employees and directors of the Company. The Company believes, that all of the options, as of September 1, 1997, were canceled or have expired.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of August 10, 1997, the number of shares of the Company's Common Stock beneficially owned by each director of the Company; by each person known by the Company to own beneficially more than five percent of the Common Stock of the Company outstanding as of such date and; by the executive officers and directors of the Company as a group. See Note (5).



(a)     Security Ownership of Certain Beneficial Owners

Title of         Name and Address         Amount and Nature of    Percent
 Class         of Beneficial Owner       Beneficial Ownership     of Class
                                                                   (2)(3)
Common Stock   Finstock Investments, Ltd.
               4010 N.W. 36th Ave.           2,892,000(1)          24.3%
               Miami, Florida 33412
               (1)(2)(3)

Common Stock   Bodstray Company Limited      6,400,000(4)          53.9%
               c/o Secretaries Limited
               5th Floor, Wing On Centre
               111 Connaught Road Central
               Hong Kong

Common Stock   RADA Electronic Industries, Ltd.   (5)
               80 Express Street
               Plainview, NY 11803

     (b)     Security Ownership of Management

Title of          Name and Address             Amount and Nature of     Percent
 Class            of Beneficial Owner          Beneficial Ownership     of Class
                                                                         (2)(3)

Common Stock     Eles Dobronsky,                  221,850 (4)              1.9%
                 Trustee
                 4010 N.W. 36th Avenue
                 Miami, FL  33412

Common Stock     Amos Alouf                         -0-   (4)              0.0%
                 4010 N.W. 36th Avenue
                 Miami, FL  33142

Common Stock     Stephen G. Martin                   -0-                   0.0%
                 4010 N.W. 36th Avenue
                 Miami, FL  33142


(1) Finstock Investments, Ltd. owns 1,302,650 shares, and holds proxies for an additional 1,589,350 shares as reported in its filing of 1991 Form 13(d), Amendment No. 5. By virtue of its reported total voting power, Finstock controlled the Registrant from May, 1991 through August, 1993.

(2) Based upon 11,882,280 (pre-reverse split) shares being issued and outstanding.

(3) BankAtlantic had been deemed by the Company to be the beneficial owner of 750,000 shares of the Company's Common Stock registered in Allen
Blattner's name since those shares were previously held by BankAtlantic pursuant to the terms of a pledge agreement, with sole power to vote the shares, and later held by BankAtlantic pursuant to a final judgement entered against Allen Blattner. Under the terms of a subsequent bankruptcy settlement agreement, BankAtlantic returned the 750,000 shares to the Company following confirmation by the Bankruptcy Court of the Company's reorganization Plan and the returned shares were subsequently canceled.

(4) As an aspect of the Company's Bankruptcy Plan of Reorganization which was confirmed by a court order entered September 17, 1993, the Company's Chairman, Eles Dobronsky, as trustee, and the Company's President, Amos Alouf, each acquired 3.2 Million shares of the Company's authorized but unissued Common Stock. The acquisition placed Messrs. Dobronsky, Trustee and Alouf in control of approximately 54% of the Company's voting Common Stock. The stock acquired was subject to and governed by a certain voting trust agreement entered into by Messrs. Dobronsky, Trustee and Alouf. The stock in question was transferred to Bodstray Company Limited in transactions completed during August, 1997 and the voting trust was mutually terminated.

(5) On August 15, 1997, RADA Electronic Industries, Ltd. acquired forty-nine (49%) percent of the Company's ownership in a transaction to be completed after the Company's reverse one-for-ten stock split is implemented on September 30, 1997. The Company had purchased $2,700,000 of parts inventory from a subsidiary of RADA in December, 1996 and through June, 1997 was unable to satisfy the RADA receivable due to poor liquidity. Following negotiation and discussion, the Company and RADA agreed to satisfy the parts inventory purchase obligation through issuance of new common stock to RADA representing a forty-nine (49%) percent ownership interest in the Company. Completion of the transaction required implementation of a one-for-ten reverse split of the Company's Common Stock, an action deemed appropriate by the Board for purposes of improving the prospects for re-establishment of a trading market for the Company's securities in any event. The one-for-ten reverse split is to be effective September 30, 1997 as approved, among others, by the Company's majority control shareholder, Bodstray Company Limited. On September 12, 1997, RADA entered into a certain capital stock purchase agreement with Bodstray Company Limited pursuant to which RADA acquires an additional twenty-six (26%) percent ownership interest in the Company with Bodstray retaining a minor amount of its shares in the Company's restricted Common Stock. When all is completed, RADA Electronic Industries, Ltd. will own seventy-five (75%) percent of the Company's issued and outstanding Common Stock. RADA Electronic Industries, Ltd. is listed on the NASDAQ Small Cap Market.



ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)   Transactions with Management and Others

      The Company's former subsidiary, Aircraft Modular Products, Inc. ("AMP") leased its offices and manufacturing facilities from Finstock, the Company's then controlling stockholder and subsequently acquired the property itself. The Company's current lease with AMP commenced October 1, 1992 and expires in September, 1997 at an aggregate annual rental of $72,000. The Company is currently seeking new leased space in the same general vicinity.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)1.     Financial Statements:

          Independent Auditor's Report dated June 1, 1995, except as to later matters reflected therein.

          Balance Sheets - April 30, 1995 and 1994.

          Statements of Income (Loss) - Years ended April 30, 1995, 1994 and
          1993.

          Statements of Changes in Stockholders' Equity - Years ended April 30, 1995, 1994 and 1993.

          Consolidated Statements of Cash Flows - Years ended April 30, 1995, 1994 and 1993.

          Notes to Financial Statements.

    2.    Schedules:

          Schedule II - Amounts Receivable from Related Parties, Underwriters, Promoters and Employees Other Than Related Parties for Years Ended April 30, 1995, 1994 and 1993.

          Schedule VII - Guarantees of Securities of Other Issuers April 30,
          1995.

          Schedule IX - Short-term Borrowings for the Year Ended April 30,
          1995.

          Exhibit II - Schedule of Computations of Earnings (Loss) per Share for the Years ended April 30, 1995, 1994 and 1993.

(a)(3)    Exhibits:


(b)(3)    Certificate of Incorporation and By-Laws:

          Articles of Incorporation, as amended, and By-Laws, as amended, incorporated by reference to the filing of the original registration statement on Form S-18, Amendment No. 2.

(b)(4) Instruments defining the rights of security holders, including indentures:

          Stockholder's Agreement dated February 2, 1987 incorporated by reference to the filing of the amended registration statement on Form S-18 and to the Registrant's Form 10-K for the fiscal year ended 4/30/87.


(b)(9)    Voting Trust Agreement:

          Voting trust letter agreement dated August 28, 1993 between Eles Dobronsky, Trustee and Amos Alouf - Incorporated by reference to Form 10-K for the fiscal year ended April 30, 1992.


(b)(10)   Material Contracts:

          1987 Incentive Stock Option Plan - Incorporated by reference to Registration Statement on Form S-18.

          1989 Stock Option Plan - Incorporated by reference to Form 10-K for fiscal year ended April 30, 1990.

          Directors' Stock Option Plan - Incorporated by reference to Form 10-K for fiscal year ended April 30, 1990.

          Amendment to 1987 Incentive Stock Option Plan - Incorporated by reference to Form 10-K for fiscal year ended April 30, 1990.


(b)(11)   Statement Re:  Computation of per share income (loss):

          See Note 1., Notes to Consolidated Financial Statements and Statements of Income (Loss) Years Ended April 30, 1995, 1994 and 1993.


(b)(12)   Statements Re:  Computation of Ratios:

          Not applicable.


(b)(13) Annual Report to Security Holders, Form 10-Q or quarterly report to security holders:

          Not applicable. The Registrant has never submitted an Annual Report to its Stockholders.

(b)(18)   Letter re:  Change in accounting principles:

          Not applicable.

(b)(19)   Previously unfiled documents:

          Not applicable.

(b)(21)   Other Documents or Statements to Security Holders:

          Not applicable.

(b)(22)   Subsidiaries of the Registrant: Not Applicable;

          Former subsidiaries Jetborne, Inc. (eliminated in the Company's confirmed plan of bankruptcy reorganization on September 17, 1993); Jetborne UK Limited (ceased operations and wound up under U.K. Insolvency Act in January, 1992); AAH (ceased operations July 31,
          1992); Aircraft Modular Products, Inc. (Sold December, 1990);
          Ablam Sound Productions, Inc. (ceased operations November 26, 1990).

(b)(23)   Published report regarding matters submitted to vote of Security
          Holders:

          Note applicable. No matters have ever been submitted by the Registrant for a shareholder vote.

(b)(24)   Consents of experts and counsel:

          Not applicable

(b)(25)   Power of Attorney:

          Not applicable

(b)(28)   Additional Exhibits:

    (b) The Registrant filed no reports on Form 8-K during the third quarter of 1995 or through the subsequent period ended July 31, 1997. On September 25, 1997, the Company filed a Current Report on Form 8-K reporting a capital stock for inventory transaction with RADA Electronic Industries, Ltd. and the September 30, 1997 one share for ten shares reverse-split of its Common Stock.

                                 SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, State of Florida, on the 19th day of September, 1997.

                                           JETBORNE INTERNATIONAL, INC.


                                           BY:/s/Eles Dobronsky
                                             Eles Dobronsky, Chief Executive
                                             Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

     Signatures                    Title                 Date

i.   Principal Executive Officers

                                    President/
     /s/Eles Dobronsky              Chairman              09/19/97
     Eles Dobronsky



ii.  Principal Financial and
     Accounting Officer


     /s/Eles Dobronsky              Treasurer/CFO         09/19/97
     Eles Dobronsky

iii. A Majority of the Board of
     Directors

                                     Director             __/__/97
     Raymond Harkus


     /s/Eles Dobronsky               Director             09/19/97
     Eles Dobronsky