Form 10-K
period 1996-12-31
JETBORNE INTERNATIONAL INC
filed 1998-05-21
CIK 811786

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended April 30, 1996

                                  0-16039
                          (Commission File Number)

                       JETBORNE INTERNATIONAL, INC.
         (Exact name of Registrant as specified in its charter)

      Delaware                                          59-2768257
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                         Identification No.)

                        8361 Northwest 64th Street
                          Miami, Florida  33166
               (Address of Principal Executive Offices)

                            (305) 591-2999
                     (Registrant's Telephone Number)

                       4010 Northwest 36th Avenue
                          Miami, Florida 33142
            (Former Name, Former Address and former Fiscal Year,
                      if changed since last report)

     Securities registered pursuant to Section 12(b) of the Act
    None                                                  None
(Title of Each Class)                         (Name of Each Exchange
                                              on which Registered)

     Securities registered pursuant to Section 12(g) of the Act
Common Stock,                                                 None
par value $.10 per share                         (Name of Each Exchange
(Title of Each Class)                             on which Registered)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        YES                NO    X

Registrant has not been able to file its Annual Report for the year ended April 30, 1996 despite a filing due date of July 28, 1996 until the date of this filing. All other periodic reports due during the period of Annual Report delinquency have also not been filed.

The Registrant is unable to determine any aggregate market value of the Common Stock held by non-affiliates of the Registrant as of April 15, 1998. The Company emerged from voluntary Chapter 11 bankruptcy on September 17, 1993. There has been no market for the Registrant's Common Stock since approximately the Fourth Quarter of 1991. See Item 5. herein.

The number of shares of Common Stock, $.10 par value, of the Registration, issued and outstanding as of April 15, 1998, was 2,329,858 shares. An additional 1,961 shares are recorded as issued but the Registrant disputes those items as issued in error.

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

     On May 20, 1987, the Company sold 1,150,000 shares of its Common Stock through a public offering for net proceeds to the Company of approximately $3,328,000. Prior to the public offering, the Company issued 3,150,000 shares of Common Stock to five stockholders, including the Company's then management and directors, in exchange for stock in its subsidiaries and nominal cash.

     On December 10, 1991, the Company was placed in an involuntary, Chapter 11 Federal Bankruptcy proceeding, and on December 16, 1991, Jetborne, Inc., the Company's only significant remaining subsidiary at the time, filed a voluntary petition in the same Bankruptcy Court. After the Company converted the original proceeding from an involuntary to a voluntary bankruptcy, the bankruptcy cases were consolidated. The Company emerged from bankruptcy protection on September 17, 1993 by entry of the Bankruptcy Court's order confirming its third amended plan of reorganization. From late 1991 until September 17, 1993, the Company operated as Debtor-In-Possession under Chapter 11 Bankruptcy protection, Case No. 91-16169-BKC-AJC, U.S. Bankruptcy Court Southern District of Florida. See Item 3., "Legal Proceedings" and Item 8., "Financial Statements".

     On September 30, 1997, the Registrant effected a reverse split of its Common Stock on a one (1) share for ten (10) shares basis with shareholder approval. Accordingly, at April 15, 1998, there were 2,329,858 (post-reverse split) shares issued.


Background

     The Company was originally formed for the purpose of consolidating operating subsidiaries and undertaking and completing a public offering of its securities to finance the subsequent commercial activities of its subsidiaries. The Company was frequently unable to timely file its periodic reports under the Securities and Exchange Act of 1934 and has never complied with the Proxy and Annual Report requirements of Rule 14 promulgated under The Securities Act of 1933. As a result, the Company's Common Stock was delisted from the NASDAQ Market Automated Quotation System on December 4, 1991 and can now only be traded, if traded, Over-The-Counter, Bulletin Board. To the Company's knowledge and belief, at December 4, 1997, there are no securities dealers making a market in its Common Stock.

     The Company continues to be engaged in purchasing aircraft parts for resale and acts as an intermediary for parts not contained in its inventory. In general the Company maintains an inventory of parts for various commercial jet aircraft. Some of the Company's revenues are derived from the Company's sale or "brokerage" of aircraft parts - transactions in which the Company seeks and purchases parts for cash in response to specific orders from credit customers. The Company deals in an array of airframe and accessory parts, including hydraulic, pneumatic, electronic and electrical systems, navigation and communication avionics, instrumentation and engines. It's inventory includes parts purchased and then overhauled by contract repair stations for resale.

     Most of the Company's inventory has been acquired in bulk. On October 1, 1997, the Company satisfied most of a $2,900,000 inventory payable to a subsidiary of RADA Electronic Industries, Ltd. in the amount of $2,700,000 with the issuance of 1,141,630(post-reverse split) shares of Common Stock of the Company representing forty-nine (49%) percent of its ownership interest, in order to retain the inventory purchased from a subsidiary of RADA Electronic Industries, Ltd. in December, 1996 despite a continuing inability to pay the full purchase price in the amount of $2,900,000.

     The $2,900,000 of aircraft partes inventory purchased in the process is located in Canada and Holland and is being held for sale on consignment, by a Canadien sales agent, Kaycom, with exclusive rights to sell the inventory in Canada, as individual parts or in bulk, at prices as agreed upon between the

Company and the sales agent. The consignment agreement is for a term of two years from December 10, 1996 and will be extended for one year automatically unless a thirty day written notice for either party cancels the agreement.
The sales agent is responsible for all expenses incurred for shipping the inventory from Holland (where it was originally located) to Canada (the location of the warehouses of the sales agent) and all costs of insurance, storage and subsequent management of the inventory. The sales agent initially deposited with the Company the sum of $25,000 which, together with the shipping costs from Holland to Canada, shall be repaid to the sales agent from either sales proceeds or directly. Proceeds of sales to customers located in Canada and worldwide sales by the sales agent, are to be divided fifty percent (50%) to the sales agent and fifty percent (50%) to the Company; sales made by others outside of Canada will be divided ten percent (10%) to the sales agent with the balance to the Company. All packing and shipping costs are to be paid by the Company.

     RADA acquired an additional twenty-six (26%) percent ownership interest in the Registrant through purchase from the Company's principal shareholder, Bodstray Company Limited with RADA Common Stock.

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

     The Company participates in Bcomm International, Inc. which provides a comprehensive computerized listing of aircraft parts and material available for sale in the marketplace. The Company also subscribes to the Inventory Locator Services, Inc. ("ILS") a computerized aircraft parts availability system.

     The Company also occasionally undertakes an exchange transaction in which it acquires one or more items specifically for the purpose of exchanging specific parts with an airline or other aircraft operator. In these transactions, the Company supplies a replacement part for its customer's unusable part which, in turn, is received and repaired at the customer's cost by an appropriate repair station. The repaired part is then included in the

Company's general inventory with the overall transaction being supported by an exchange fee paid to the Company by the exchanging customer.

     During September, 1997, the Company's Board of Directors adopted a resolution confirming and approving management's decision to provide for a $1,000,000 write-down of all inventory at that time owned by the Company based upon a re-evaluation of all of the inventory.

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

     The Company believes that it can compete against larger companies offering similar services by emphasizing and focusing on a capacity to rapidly deliver reliable parts and services at favorable prices. See Item 7., Management's Discussion and Analysis of Financial Condition and Results of Operations. Many of the Company's competitors however have far greater financial and personnel resources and have been operating over a longer period of time without the Company's history of prior Bankruptcy protection and therefore have competitive advantage over the Company.

Government Regulation

     Most of the Company's aviation activities and materials are subject to licensing, certification, and other requirements imposed by the FAA, the U.S. Department of Commerce and regulatory agencies in foreign countries. Inspection, maintenance and repair procedures for the various types of equipment are prescribed by the FAA and can be performed only by certified repair facilities ("station"), certified repairmen or, under certain conditions, manufacturers. Normally this is accomplished in the context of quarterly and annual inspections. The Company is not a FAA station but rather uses various FAA stations as needed. The Company believes that it has all otherwise required aviation related licenses and certifications necessary to the conduct of its current business. The unanticipated loss of any such license or certification would have a material adverse effect on the Company's business.

     The operations of the Company are also subject to regulation, other than aviation regulation, normally incident generally to business operations, including occupational safety and health and environmental disposal regulations. Previous subsidiaries of the Company were allegedly in violation of the Metro Dade County Environmental Protection Ordinance and the Florida Administrative Code with regard to these areas. The Company has certain potential liabilities for these alleged violations. Any environmental proceedings regarding the operation of those previous subsidiary companies may have an adverse liability effect upon the Company, directly and through prior agreements as previously reported. The Company was notified a number of years ago by the Dade County Department of Environmental Resource Management ("DERM") of an alleged environmental violation. The Company long ago submitted a correction plan and remains committed to cleanup at an estimated remaining cost of approximately $40,000 if its plan is ultimately accepted by DERM. The Company continues to await, now years later, acceptance of its plan.

Employees

     The Company currently (April 15, 1998) employs approximately five (5) full-time employees and one (1) part time employee. The Company's single officer devotes only approximately ten (10%) percent of his time to the Company's affairs.


ITEM 2.     PROPERTIES

     Until approximately October 31, 1997, the Company's principal offices were located at 4010 N.W. 36th Avenue, Miami, Florida 33142. The Company had been leasing offices and facilities from its former subsidiary, Aircraft Modular Products, Inc. ("AMP"). The Company now occupies its new leased premises at 8361 N.W. 64th Street, Miami, Florida 33166 pursuant to a lease at an annual aggregate rental for the first year of $98,763 plus sales tax. In addition to monthly rental, the lessee is responsible for certain repairs, a portion of taxes, insurance and utilities. In the Company's view, the terms of its leasehold are competitive with comparable facilities in the local area. The Company now leases approximately 18,812 square feet, consisting of offices and warehousing. The new lease expires on October 31, 2002. See Item
8. "Financial Statements - Note 16. The Company intends to share its leasehold premises with one or more subsidiaries of its parent, RADA Electronic Industries, Ltd. RADA guaranteed the Company's new lease.


ITEM 3.     LEGAL PROCEEDINGS

     The Company was a party to the following material legal proceedings in this reporting period (fiscal year ended April 30, 1996):


1. United States of America vs. Jetborne International, Inc., Case No. 91-199-CR-MARENO, United States District Court for the Southern District of Florida.

     This was a previously reported criminal action in which a judgment reflecting a concluded settlement agreement was entered against Jetborne, Inc. on December 3, 1992.

     During the third week of March, 1994, however the Company was informed by the Export Controls Division of the U.S. Department of State that it is debarred (prohibited) from certain export activities by applicable federal statute as a result of its entry into the settlement agreement. The Company intends to seek reinstatement as an Export Control licensee at some undetermined point in the future. Preparation and subsequent consideration of any such petition and application once prepared and filed will require a further significant period of time before any determination of reinstatement is made.

2.   Department of Environmental Resources Management ("DERM")

     The Company was notified long ago of alleged environmental violations by its previous subsidiaries on the Company's premises by Dade County Department of Environmental Resources Management ("DERM"). The Company has certain potential liabilities for these alleged violation areas. Any environmental proceedings regarding the operation of the Company's previous subsidiaries will have an adverse liability effect upon the Company directly and through prior agreement in the premises.

     The alleged violations stem from the discharge of waste waters containing metals, hydrocarbons, oil and grease to the ground and groundwaters in the vicinity of the Company's facilities by prior tenants, including AMP's predecessor. The Dade County Department of Environmental Resources Management ("DERM") ordered a hook-up into the city sewer system, abandonment of an underground storage tank and removal of allegedly contaminated soil and sludge. Although the owner of the property (then, Allen Blattner, the Company's former president and former principal shareholder, later, Finstock Investments, Ltd., the Company's former principal stockholder, and now, following mortgage foreclosure, and subsequent acquisition, AMP) is theoretically responsible for the environmental cleanup of pre-existing conditions, the Company nevertheless hired and partially paid for environmental firms to assist it in remedying the alleged violations.
Remedial plans were developed and approved by DERM and the sewer hook-up was completed. A certificate of completion of construction was submitted. A remedial plan for clean-up of violations, estimated at a remaining cost of approximately $40,000, was also submitted to DERM for approval which is, now years later, presumably still pending. See Item 13., "Certain Relationships and Related Transactions". See Item 1., "Business - Government Regulation".

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

4. Jetborne International, Inc. vs. Deutsche Lufthansa Aktiengesellschaft, Case No. 91-16169-BKC-AJC.

     During April, 1992, Lufthansa canceled a consignment agreement due to the Company's bankruptcy filing the previous December. The Company contested the termination and in September, 1993, the consignment agreement was renewed by an Addendum to the original agreement. As a condition of the Addendum, Jetborne agreed to a payment plan regarding the pre-petition debt, paid $20,000 to reduce that debt and placed $10,000 on deposit. In addition, in September, 1993 the Company brought Lufthansa post-petition debt current through May, 1993. The Company then became concerned about non-performance on the part of Lufthansa and withheld further payment pending receipt of additional consignment inventory as set out in the amended agreement. Lufthansa once again notified the Company in November, 1993 that the agreement was to be terminated, this time for non-payment. As a direct consequence of that termination Jetborne filed suit against Lufthansa in the Bankruptcy Court on three counts: (1) Breach of the Consignment Agreement; (2) Willful violation of the automatic stay; and (3) Breach of the Addendum to the Consignment Agreement. On January 9, 1996, the Company entered into an agreement with Lufthansa in settlement of the on-going litigation. Under the settlement agreement, the consignment agreement and its modifications were terminated. The Company agreed to pay a total of $120,000 to Lufthansa pursuant to an agreed schedule in exchange for assignment by Lufthansa to the Company of a bankruptcy court claim against Jetborne, Inc. in the amount of $80,180. The agreed obligation to Lufthansa was paid in full.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None. The Company has never distributed an annual report to shareholders or filed or distributed proxy statement materials in connection with an Annual Meeting. Since completion of its initial public offering, the Company has never held an Annual Meeting (through April 15, 1998).


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     (a)(1)(i) Market Information. The Company's Common Stock was first offered to the public on May 20, 1987, at a price of $3.75 per share. Trading in the Common Stock began on the National Market Quotation System (NASDAQ) shortly thereafter.

     On October 4, 1991, however due to the Company's extended record of delinquency with regard to periodic filings required under the Securities & Exchange Act of 1934 and its continuing failure to comply with the proxy and shareholder disclosure requirements of Rule 14 promulgated under the Securities Act of 1933, the Company's Common Stock was delisted from quotation on the NASDAQ system. Since delisting, there has been (and now is) no established public trading market for the Company's Common Stock. To the Registrant's knowledge and belief, there are no broker/dealers making a market in its securities at present (April 15, 1998).

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

                          COMMON STOCK


Period                              Bid Price        Asked Price
                                 High     Low      High       Low
Fourth Quarter, 1991             $0.19    $0.19    $0.28     $0.28
First Quarter, 1992                 No Market         No Market
Second Quarter, 1992                No Market         No Market
Third Quarter, 1992                 No Market         No Market
Fourth Quarter, 1992                No Market         No Market
First Quarter, 1993                 No Market         No Market
Second Quarter, 1993                No Market         No Market
Third Quarter, 1993                 No Market         No Market
Fourth Quarter, 1993                No Market         No Market
First Quarter, 1994                 No Market         No Market
Second Quarter, 1994                No Market         No Market
Third Quarter, 1994                 No Market         No market
Fourth Quarter, 1994                No Market         No market
First Quarter, 1995                 No Market         No Market
Second Quarter, 1995                No Market         No Market
Third Quarter, 1995                 No Market         No market
Fourth Quarter, 1995                No Market         No market
First Quarter, 1996                 No Market         No market
Second Quarter, 1996                No Market         No Market
Third Quarter, 1996                 No Market         No market
Fourth Quarter, 1996                No Market         No market
First Quarter, 1997                 No Market         No market
Second Quarter, 1997                No Market         No Market
Third Quarter, 1997                 No Market         No Market
Fourth Quarter, 1997                No Market         No Market
First Quarter, 1998                 No Market         No Market


     (b) Holders. As of April 15, 1998, the approximate number of record holders of Common Stock of the Registrant was 250. This number does not include individual stockholders whose shares are held in brokerage name. See
Item 8., "Financial Statements".

     (c) Dividends. Registrant has paid no dividends since inception and does not now anticipate payment of dividends at any time in the future. See
Item 7., Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 6.     SELECTED FINANCIAL DATA

     Set forth below is the historical selected financial data with respect to the Company for the years ended April 30, 1992 through 1996.


Summary Income Statement:

                         As of           As of           As of          As of          As of
                        04/30/96       04/30/95        04/30/94       04/30/93       04/30/92
                                                          (2)
Net Sales             $1,533,366       $1,125,279      $1,755,763     $  798,008     $1,109,431
Net Income(Loss)     ($  225,456)     ($  701,034)     $  530,691    ($  164,154)   ($  953,799)
Operating(Loss)      ($  282,994)     ($  812,652)    ($  192,703)   ($  583,550)   ($1,167,573)
Profit(Loss) per
  Common Share
  from continuing
  operations         ($     0.02)     ($     0.06)    ($     0.01)   ($  0.02)      ($     0.08)
Net Income(Loss)
 per Common Sh.      ($     0.02)     ($     0.06)     $     0.05    ($  0.03)      ($     0.15)



Summary Balance Sheet Information

                          As of           As of          As of          As of          As of
                         04/30/96       04/30/95       04/30/94       04/30/93       04/30/92
                                                          (2)
Total Assets            $3,571,599     $3,749,342     $4,408,316      $7,326,009     $7,813,277
Inventories (Net)       $3,033,136     $3,248,136     $3,656,051      $3,667,464     $3,802,540
Stockholders' loans
  receivable
  (payable)(1)          $   -0-        $    3,000     $   -0-        $   -0-        $   -0-
Notes payable -
  current               $    1,691     $   15,828     $   22,619     $  318,504     $  330,026
Long-Term Liab.         $   29,585     $   65,825     $  148,356     $  232,113     $  297,612
Minority Interest
 in Subsidiary          $   -0-        $   -0-        $    -0-       $  559,000     $  559,000
Stockholders'
  Equity                $3,122,307     $3,347,763     $4,048,797     $3,316,907     $3,481,061



(1) Effective April 30, 1991, in keeping with its auditor's recommendation, the Company wrote-off as uncollectable a total of $3,511,470 of loans and notes receivable from shareholders who were former officers including Allen Blattner, David Blattner and Michael Levkovitz. Nevertheless, the Company, on June 10, 1994, secured entry of a Final Default Judgment against Allen Blattner for $4,512,600 in the U.S. Bankruptcy Court in

     Miami, Florida. However, the Company considers the judgment debt to be uncollectable. See Item 3., "Legal Proceedings" and Item 13., "Certain Relationships and Related Transactions".

(2) The effects of the Registrant's Plan of Reorganization, which was confirmed by the U.S. Bankruptcy Court at hearing on August 24, 1993, were reflected in the fiscal year ended April 30, 1994.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Sales of $1,533,366 for the fiscal year ended April 30, 1996 represented an increase of $408,087 (36%) over the same period a year earlier. Sales of $1,125,279 for the fiscal year ended April 30, 1995 represented a decrease of $630,484 (36%) over the year ended April 30, 1994. Sales of $1,755,763 for the 12 month period ended April 30, 1994 represented an increase of $957,755 (220%) over the year ended April 30, 1993. For the year ended April 30, 1993, sales were $798,008, a decrease of $311,423 (28%) over the comparable period ended April 30, 1992. For the year ended April 30, 1992, sales were $1,109,431, a decrease of $573,050 (34%) over the comparable period ended April 30, 1991. Parts sales were $1,533,366 in 1996 as compared to $1,125,279 in 1995, $1,755,763 in 1994, $798,008 in 1993 and $1,109,431 in 1992. Sales
in fiscal 1992 and, to a lesser extent, in 1993, were adversely affected by cash shortages and increased competition. The increase in sales in 1994 was due primarily to increased brokerage activity.

     Gross margins on sales of the Company were 37.6% in 1996 as compared to 19.4% in 1995, 36.3% in 1994, 46% in 1993 and 40.7% in 1992. The 1995 gross margin was somewhat decreased due to a $181,383 reserve established during that fiscal year for obsolete inventory.

     Selling, general and administrative expenses for the Company were $859,705 for the year ended April 30, 1996 as compared to $1,031,091 for the year ended April 30, 1995, $830,070 for the year ended April 30, 1994, $950,963 for the year ended April 30, 1993 and $1,619,039 for the year ended April 30, 1992.

     Net (losses) from continuing operations for the year ended April 30, 1996 were ($225,456) as compared to net (losses) of ($701,034)for the year ended

April 30, 1995 and as compared to net profit from continuing operations for the year ended April 30, 1994 of $116,658, and net (losses) of ($67,922) and ($486,484), respectively for the two preceding years.

                   The Company's Earnings (Loss) per Share

                                1996       1995     1994      1993    1992
From Continuing Operations    ($ 0.02)  ($ .06)  $  .05(a) ($ .01) ($ .07)
From Discontinued Operations   $  .00    $ .00   $  .00    ($ .01) ($ .07)


From Minority Interest         $   .00   $  .00  $  .00    ($ .01) ($ .01)
Net Income (Loss) per
  Share                       ($  0.02) ($  .06) $ .05    ($ .03)  ($0.15)


(a) Includes an extraordinary item, a gain recognition on discharge of debt, net of income tax ($.04 per share); See Note 1., "Notes to Financial Statements".


(1)  Liquidity

     The Company's liquidity continues to be critically poor. Sales in fiscal 1996 increased and expenses decreased somewhat. There was no foreseeable trend or event which would have improved the situation at April, 1996. At April 30, 1994, the Company had emerged reorganized from its status as Debtor-In-Possession in Chapter 11 Bankruptcy by order of the U.S. Bankruptcy Court. For the year ended April 30, 1994, the Company realized a net profit in the amount of $530,691, or $0.05 per share (pre-reverse split), due primarily however only to the gain resulting from discharge of debts under the confirmed bankruptcy reorganization plan.

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

     The Company was unsuccessful seeking a line of credit in order to have funds available primarily for brokerage transactions in addition to trade credit which has been attained. The Company is also working with other companies on a commission basis to increase brokerage sales so that costs involved will be transaction driven. Financing was also being sought to be able to purchase fresh inventory lots where the inventory will act as the security for the financing. These efforts too were unsuccessful. There was no present assurance whatsoever that any such credit or financing would be available or obtained. At April 30, 1996 there was no assurance that the Company's persistent liquidity problems would be otherwise improved.

     On August 10, 1997 Messrs. Dobronsky and Alouf the Company's officer and former officer, respectively, completed transfer of a total of 6,400,000 shares (pre-reverse split) of the Company's restricted Common Stock, approximately fifty-four (54%) percent of the Company's issued and outstanding capital stock, to Bodstray Company Limited, a Hong Kong corporation. On September 15, 1997, Bodstray sold 6,057,630 of its Jetborne shares (pre-reverse split) to RADA Electronic Industries, Ltd., an Israel corporation. On August 18, 1997, RADA purchased forty-nine (49%) percent of the Company for satisfaction of $2,700,000 of the Company's $2,900,000 payable to RADA's subsidiary. With the acquisition of seventy-five (75%) percent control of the Registrant in these transactions, RADA intends to assist with funding the Company's operations as required, in its discretion, with debt financing. See "Capital Resources" below.

     The Company continues to seek additional parts consignment arrangements. Consignment, in effect, provides the Company with additional inventory without purchases adversely affecting its liquidity, although markups are generally lower than those realized from sales from owned stock.

(2)     Capital Resources

     In December, 1996, the Company purchased an additional $2,900,000 in parts inventory from a subsidiary of RADA Electronic Industries, Ltd., an Israel corporation ("RADA"). RADA extended credit to the Company for the purchase but during the ensuing eight (8) months, the Company was unable to pay for the newly acquired inventory.

     On August 18, 1997, following a period of negotiation and discussion, the Company and RADA agreed to satisfy the $2,700,000 unpaid RADA receivable through the issuance of restricted Common Stock to RADA, effectively transferring forty-nine (49%) percent of the ownership interest in the Company to RADA in exchange for $2,700,000 of the parts inventory receivable.

     On August 12, 1997, the Company's Board of Directors determined to reverse-split the Company's Common Stock on a one (1) share for ten (10) shares basis, effective September 30, 1997. In addition to improving the Company's position with respect to re-establishment of a trading market in its securities, the one-for-ten reverse-split enabled the Company to issue sufficient new shares from its authorized but previously unissued Common Stock to satisfy the acquisition of forty-nine (49%) percent ownership by RADA, as agreed. The Company's then majority control shareholder, Bodstray Company, Ltd. consented to the reverse-split at once. Bodstray's approval insured implementation of the reverse-split, on September 30, 1997. Following its completion, the Company issued 1,141,630 (post-reverse-split) shares to RADA Electronic Industries, Ltd. to complete the August 18, 1997 stock-for-inventory Agreement transaction.

Other Considerations

     In February, 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". Implementation of this statement is required for fiscal years beginning after December 15, 1992. The Company accounts for income taxes in accordance with this statement; there has been no corresponding effect on the Company's financial statements at April 30, 1996, April 30, 1995, April 30, 1994 or April 30, 1993.



ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Pages F-1 through F-23, attached.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     During the Registrant's two most recent fiscal years and during the subsequent interim period (through April 15, 1998), there have been no disagreements on any matter of accounting principles or practices.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a)(b)   Identification of Directors and Executive Officers

     The directors, executive officers, former directors and former executive officers of the Company are identified as follows:


Name                    Position with Company                    Age
Eles Dobronsky          Chairman of the Board, President          55
                        and Chief Executive Officer

Chaim Zimet             Director                                  50

Raymond Harkus          Director                                  47

Amos Alouf              Former President/Treasurer/               63
                        Director
                       (Appointed June 15, 1994;
                        Resigned March 10, 1997)

     Until March 10, 1997, Mr. Alouf was the Company's only officer. Mr. Alouf resigned on March 10, 1997 and was replaced by Mr. Dobronsky as the Company's sole officer. The Company's former Treasurer/Chief Financial Officer, Stephen G. Martin resigned in June of 1995. Through March 10, 1997, management of the Company's affairs including this reporting period were accomplished through Mr. Alouf's efforts, augmented by those of Mr.
Dobronsky. Mr. Alouf devoted 100% of his time to the Company's affairs until March 10, 1997. Mr. Dobronsky devotes approximately only ten (10%) percent of his time to the Company's affairs. The Company considers that its management resources are more than strained with this single officer, minimal attention circumstance. The "thin" management situation (at September, 1997) was somewhat alleviated with the arrival of RADA Electronic Industries, Ltd. as a principal stockholder. On September 15, 1997, RADA entered into an agreement to acquire an additional twenty-six (26%) percent of the Company's Common Stock from Bodstray Company Limited for 700,000 shares of RADA's ordinary shares. When completed, the RADA purchase from Bodstray brought RADA's ownership interest in the Company to seventy-five (75%) percent. RADA Electronic Industries, Ltd. Is a publicly-held Israel corporation listed on the NASDAQ Small Cap Market.

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

     Eles Dobronsky was appointed Chairman of the Company's Board of Directors on May 6, 1991 and President, Secretary/Treasurer of the Company on March 10, 1997. Mr. Dobronsky is an affiliate of the Company's previous controlling shareholder, Finstock Investments, Inc. and a member of the Board of Directors of RADA Electronic Industries, Ltd. Mr. Dobronsky is, in addition, an Israeli lawyer who has been a practicing attorney in the city of Tel Aviv in his own firm for more than five years. Mr. Dobronsky holds the L.L.B. degree from Hebrew University in Jerusalem.

     Chaim Zimet has been a director of the Company since 1994 having been appointed to a vacancy on the Board at the recommendation of the Company's Chairman, Eles Dobronsky. Mr. Zimet is also the managing director of several financial holding companies headquartered in Europe. Prior to 1991, Mr. Zimet was the managing director of a private institute in the City of Amsterdam for the treatment of children with learning and behavioral difficulties. Mr. Zimet studied at the University of Amsterdam and worked as a specialist in the behavioral field, including service as principal of an elementary school in Amsterdam prior to embarking, in 1991, upon a career in financial management.

     Raymond Harkus was appointed a director of the Company in May of 1991 in connection with the assumption of management of the Company by its then controlling shareholder, Finstock Investments, Ltd. Mr. Harkus is also a fund raising and investment consultant who owns and operates his own fund raising and investment consulting Company in the United Kingdom.

     Amos Alouf was employed by Jetborne International, Inc. from a point prior to 1987 through February, 1991 in a non-officer, non-director position. On May 10, 1991, Mr. Alouf was re-employed by Jetborne International, Inc. as its Acting President. The position was later converted to President and director and is the management position that Mr. Alouf occupied until his resignation on March 10, 1997. From March, 1991 through May 10, 1991, Mr. Alouf was employed by Jets & Aerospace, Inc. a Miami corporation engaged in essentially the same business as Jetborne International, Inc. On Mr. Alouf's information and belief, 25% of Jets & Aerospace was owned by Allen Blattner, the former President and director of Jetborne International, Inc. with the majority control of Jets & Aerospace, Inc. being held, again on Mr. Alouf's information and belief, by a non-affiliate of Jetborne International, Inc.
Mr. Alouf informed the Company that he made loans to Jets & Aerospace, Inc. in the aggregate principal amount of approximately $34,000 and relates that he was to be a 25% owner of that corporation but that he never received any stock or other evidence of such ownership and does not now consider himself as ever having been an owner of stock in Jets & Aerospace, Inc. The aggregate loan to Jets & Aerospace, Inc. is a demand loan which was outstanding and unpaid at March 10, 1997. Mr. Alouf is not engaged, directly or indirectly, in the operations, if any, of Jets & Aerospace, Inc. Mr. Alouf was employed by the Company pursuant to an employment agreement as its sole officer. See Item 11., "Executive Compensation", Note 2.

Mr. Alouf attended the Hebrew University in Tel Aviv where he took courses in its economics and foreign affairs programs.



ITEM 11.     EXECUTIVE COMPENSATION

Compensation

     Until his resignation on March 10, 1997, Mr. Amos Alouf devoted 100% of his time to the Company's affairs. Mr. Alouf deceased during January, 1998. The Company's Chairman, and sole officer since Mr. Alouf's departure, Mr. Eles Dobronsky, devotes only approximately 10% of his time to the Company's affairs. As reflected in the following Cash Compensation Table, the total compensation received by Executive Officers during the year ended April 30, 1996 was $198,568.

                               SUMMARY COMPENSATION TABLE
                     Annual Compensation                 Long-Term Compensation

                  Awards         Payouts
Name and                                             Other           Restricted                  All
Principal                                            Annual          Stock      Options/LTIP     Other
Position                Year   Salary      Bonus     Compensation    Awards     SARS  Payouts    Compensation

Eles Dobronsky (4)      1992   $   -0-       --            --          --          --                 --                 --
Chairman of the         1993   $   -0-       --            --          --          --                 --                 --
Board                   1994   $   -0-       --        $22,400(4)      --          --                 --                 --
                        1995   $   -0-       --        $46,500(4)      --          --                 --                 --
                        1996   $             --        $48,000(4)      --          --                 --                 --

Amos Alouf(1)(2)        1992   $ 88,563      --            --          --          --                 --                 --
President/              1993   $ 93,871      --            --          --          --                 --                 --
Secretary               1994   $ 93,770      --            --          --          --                 --                 --
                        1995   $122,308      --            --          --          --                 --                 --
                        1996   $120,279      --            --          --          --                 --                 --

Stephen G. Martin       1992   $ 63,544      --            --          --          --                 --                 --
Treasurer (3)           1993   $ 66,351      --            --          --          --                 --                 --
                        1994   $ 66,567      --            --          --          --                 --                 --
                        1995   $ 73,923      --            --          --          --                 --                 --
                        1996   $ 30,289      --            --          --          --                 --                 --

All Executive           1992   $152,107      --            --          --          --                 --                 --
Officers as a           1993   $160,222      --            --          --          --                 --                 --
Group (Two              1994   $160,337      --        $22,400(4)      --          --                 --                 --
Persons)                1995   $196,231      --        $46,500(4)      --          --                 --                 --
                        1996   $198,568      --        $48,000(4)      --          --                 --                 --


(1) Does not include the automobile allowance or other personal benefits received. Mr. Alouf was reimbursed by the Company for costs incurred in his personal lease of an automobile in the aggregate amount of $10,004 in 1994, $11,426 in 1995 and $13,416 in 1996.

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

       The employment contract between the Company and Mr. Alouf, ordered by the Bankruptcy Court on June 15, 1994 for five years at $120,000 per annum plus benefits, was voluntarily terminated on March 10, 1997 by Mr. Alouf.

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


Stock Option Plans

     Since inception, the Company had adopted several stock option plans for the benefit of employees and directors of the Company. All of the options, as of April 15, 1998, were canceled or have expired.

     On December 20, 1996, the Company issued options to purchase 285,036 shares of the Company's restricted (post-reverse split) Common Stock to Mr. Eles Dobronsky, the Company's Chairman, exercisable at the rate of $.842 per share. If exercised in full, the total aggregate exercise price will amount to $240,000. At April 15, 1998, Mr. Dobronsky's options represented a potential ownership of twelve (12%) percent of the Company. None of Mr. Dobronsky's options have been exercised at April 15, 1998.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of April 15, 1998, the number of shares of the Company's Common Stock (post-reverse split) beneficially owned by each director of the Company; by each person known by the Company to own beneficially more than five percent of the Common Stock of the Company outstanding as of such date and; by the executive officers and directors of the Company as a group. See Note (5).

(a)     Security Ownership of Certain Beneficial Owners


Title of       Name and Address                   Amount and Nature of     Percent
 Class         of Beneficial Owner                Beneficial Ownership     of Class
                                                                           (2)(3)

Common Stock   RADA Electronic Industries, Ltd.   1,747,393(5)             75.0%
               80 Express Street
               Plainview, NY 11803


(b)     Security Ownership of Management

Title of         Name and Addres                 Amount and Nature of       Percent
Class            of Beneficial Owner             Beneficial Ownership       of Class
                                                                            (2)(3)

Common Stock     Eles Dobronsky,                 289,200 (1)(4)             12.4%
                 Trustee
                 8361 N.W. 64th Street
                 Miami, FL  33166

Common Stock     Amos Alouf                         -0-   (4)              0.0%
                 8361 N.W. 64th Street
                 Miami, FL  33166

Common Stock     Stephen G. Martin                    -0-                   0.0%
                 8361 N.W. 64th Street
                 Miami, FL  33166


(1) Eles Dobronsky, Trustee holds 130,265 (post-reverse split) shares, and proxies for an additional 158,935 (post-reverse split) shares.

(2) Based upon 2,329,858 (post-reverse split) shares being issued and outstanding.

(3) BankAtlantic had been deemed by the Company to be the beneficial owner of 75,000 (post-reverse split) shares of the Company's Common Stock registered in Allen Blattner's name since those shares were previously held by BankAtlantic pursuant to the terms of a pledge agreement, with sole power to vote the shares, and later held by BankAtlantic pursuant to a final judgement entered against Allen Blattner. Under the terms of a subsequent bankruptcy settlement agreement, BankAtlantic returned the 75,000 (post-reverse split) shares to the Company following confirmation by the Bankruptcy Court of the Company's reorganization Plan and the returned shares were subsequently canceled.

(4) As an aspect of the Company's Bankruptcy Plan of Reorganization which was confirmed by a court order entered September 17, 1993, the Company's Chairman, Eles Dobronsky, as trustee, and the Company's President, Amos Alouf, each acquired 3.2 Million (pre-reverse split) shares of the Company's authorized but unissued Common Stock. The acquisition placed Messrs. Dobronsky, Trustee and Alouf in control of approximately 54% of the Company's voting Common Stock. The stock acquired was subject to and governed by a certain voting trust agreement entered into by Messrs. Dobronsky, Trustee and Alouf. The stock in question was transferred to Bodstray Company Limited in transactions completed during August, 1997 and the voting trust was mutually terminated. See Note (5) below.

(5) On August 18, 1997, RADA Electronic Industries, Ltd. acquired forty-nine (49%) percent of the Company's ownership in a transaction completed after the Company's reverse one-for-ten stock split was implemented on September 30, 1997. The Company had purchased $2,900,000 of parts inventory from a subsidiary of RADA in December, 1996 and through June, 1997 was unable to satisfy the RADA receivable due to poor liquidity. Following negotiation and discussion, the Company and RADA agreed to satisfy $2,700,000 of the parts inventory purchase obligation through issuance of new common stock to RADA representing a forty-nine (49%) percent ownership interest in the Company. Completion of the transaction required implementation of a one-for-ten reverse split of the Company's Common Stock, an action also deemed appropriate by the Board for purposes of improving the prospects for re-establishment of a trading market for the Company's securities in any event. The one-for-ten reverse split was effective September 30, 1997 as approved, among others, by the Company's then majority control shareholder, Bodstray Company Limited. On September 15, 1997, RADA entered into a certain capital stock purchase agreement with Bodstray Company Limited pursuant to which RADA acquired an additional twenty-six (26%) percent ownership interest in the Company with Bodstray retaining a minor amount of its shares in the Company's restricted Common Stock. At April 15, 1998, RADA Electronic
     Industries, Ltd. owns seventy-five (75%) percent of the Company's issued and outstanding Common Stock. RADA Electronic Industries, Ltd. is listed on the NASDAQ Small Cap Market.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)     Transactions with Management and Others

     The Company's former subsidiary, Aircraft Modular Products, Inc. ("AMP") leased its offices and manufacturing facilities from Finstock, the Company's then controlling stockholder and subsequently acquired the property itself. The Company's lease with AMP commenced October 1, 1992 and expired on September 30, 1997 at an aggregate annual rental of $72,000. The Company recently acquired new leased space, leased from a non-affiliate, in the same general vicinity. See Item 2. "Properties".

ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)1.     Financial Statements:

          Independent Auditor's Report dated August 16, 1996, except as to later matters reflected therein.

          Balance Sheets - April 30, 1996 and 1995.

          Statements of Income (Loss) - Years ended April 30, 1996, 1995 and
          1994.

          Statements of Changes in Stockholders' Equity - Years ended April 30, 1996, 1995 and 1994.

          Consolidated Statements of Cash Flows - Years ended April 30, 1996, 1995 and 1994.

          Notes to Financial Statements.

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

          Not applicable.


(b)(11)   Statement Re:  Computation of per share income (loss):

          See Note 1., Notes to Consolidated Financial Statements and Statements of Income (Loss) Years Ended April 30, 1996, 1995 and 1994.


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

(b)(24)   Consents of experts and counsel:

          Not applicable

(b)(25)   Power of Attorney:

          Not applicable

(b)(28)   Additional Exhibits:

    (b) The Registrant filed no reports on Form 8-K during the third quarter of 1996 or through the subsequent period ended July 31, 1997. On September 25, 1997, the Company filed a Current Report on Form 8-K reporting the capital stock for inventory transaction with RADA Electronic Industries, Ltd. and the September 30, 1997 one share for ten shares reverse-split of its Common Stock.

                                SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, State of Florida, on the 24th day of April, 1998.

                                          JETBORNE INTERNATIONAL, INC.



                                          BY:/s/Eles Dobronsky
                                             Eles Dobronsky, Chief Executive
                                             Officer/President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

     Signatures                    Title             Date

i.   Principal Executive Officer

                                   President/
     Eles Dobronsky                Chairman         04/24/98
     Eles Dobronsky



ii.  Principal Financial and
     Accounting Officer


     Eles Dobronsky                Treasurer/CFO    04/24/98
     Eles Dobronsky

iii. A Majority of the Board of
     Directors

                                    Director        __/__/98
     Raymond Harkus

     Eles Dobronsky                 Director        04/24/98
     Eles Dobronsky

                                    Director        04/  /98
     Chaim Zimet